Form 10-Q
period 2008-06-30
RSC Equipment Rental, Inc.; RSC Holdings III, LLC
filed 2008-07-31
CIK 1406579, 1406578

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-144625-01
333-144625
RSC Holdings III, LLC
RSC Equipment Rental, Inc.
(Exact name of registrant as specified in its charter)

Delaware	41-2218971
Arizona	86-0933835

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

6929 E. Greenway Pkwy.
Scottsdale, Arizona	85254

(Address of principal executive offices)	(Zip code)
(480) 905-3300
(Registrant’s telephone number,
including area code)
N/A
(Former name, or former address and
former fiscal year if changed since last report)
     The Registrants meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format as permitted.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     As of July 30, 2008 there were 1,000 shares of no par value Common Stock outstanding.

i

     Introductory Note
     Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, (i) “RSC” means RSC Equipment Rental, Inc. and RSC Equipment Rental of Canada, Ltd, which are our operating entities and indirect wholly-owned subsidiaries of RSC Holdings, (ii) ‘RSC Holdings” means RSC Holdings Inc., our ultimate parent company, (iii) “we,” “us” and “our” means RSC Holdings III, LLC and, RSC and its consolidated subsidiaries, and when used in connection with disclosure relating to our publicly traded equity securities, RSC Holdings, (iv) “Ripplewood” means RSC Acquisition LLC and RSC Acquisition II LLC, (v) “Oak Hill” means OHCP II RSC, LLC, OHCMP II RSC, LLC and OHCP II RSC COI, LLC, (vi) the “Sponsors” means Ripplewood and Oak Hill, (vii) “ACAB” means Atlas Copco AB, (viii) “ACF” means Atlas Copco Finance S.à.r.l and (ix) “Atlas” means ACAB and ACF.
     Cautionary Note for Forward-Looking Information
     All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may”, “plan”, “seek”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or variations thereon or similar terminology.
     Forward-looking statements include the statements in this Quarterly Report regarding, among other things: management forecasts; efficiencies; cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; our business strategy; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes; and refinancing of existing debt.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are set forth below and disclosed in “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report, including, without limitation, the forward-looking statements included in this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the following cautionary statements:
•	the effect of an economic downturn or other factors resulting in a decline in industrial, non-residential construction and capital investment;

•	increased competition from other companies in our industry and our inability to increase or maintain our prices;

•	risks related to the credit markets’ willingness to continue to lend to borrowers rated B- and C;

•	our ability to generate cash and/or incur additional indebtedness to finance equipment purchases;

•	heavy reliance on centralized information systems;

•	exposure to claims for personal injury, death and property damage resulting from the use of equipment rented or sold by us;

•	the effect of changes in laws and regulations, including those relating to the environment and customer privacy, among others;

•	fluctuations in fuel or supply costs; and

•	claims that the software products and information systems on which we rely infringe on the intellectual property rights of others.
     In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the filing date of this Form 10Q, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. Financial Information
Item 1. Financial Statements
RSC HOLDINGS III, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$5,066	$10,039
Accounts receivable, net	279,221	284,570
Inventory	22,494	21,563
Rental equipment, net	1,892,634	1,929,514
Property and equipment, net	189,419	191,901
Goodwill	925,621	925,621
Deferred financing costs	51,123	55,660
Other assets	27,806	35,501

Total assets	$3,393,384	$3,454,369

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$182,114	$264,384
Accrued expenses and other liabilities	153,543	173,655
Debt	2,696,090	2,736,225
Deferred income taxes, net	343,445	324,203

Total liabilities	3,375,192	3,498,467

Commitments and contingencies

Common stock, no par value, (1,000 shares authorized, issued and outstanding at June 30, 2008 and as of December 31, 2007)	282,704	279,817
Accumulated deficit	(273,696)	(336,118)
Accumulated other comprehensive income	9,184	12,203

Total stockholders’ equity (deficit)	18,192	(44,098)

Total liabilities and stockholders’ equity (deficit)	$3,393,384	$3,454,369

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Equipment rental revenue	$404,843	$384,646	$777,178	$732,621
Sale of merchandise	18,894	20,389	37,246	40,987
Sale of used rental equipment	25,280	37,793	56,686	75,567

Total revenues	449,017	442,828	871,110	849,175

Cost of revenues:
Cost of equipment rentals, excluding depreciation	172,541	159,974	339,811	315,983
Depreciation — rental equipment	79,252	71,517	157,462	140,068
Cost of merchandise sales	11,380	12,448	22,396	24,800
Cost of used rental equipment sales	17,217	26,949	39,674	53,892

Total cost of revenues	280,390	270,888	559,343	534,743

Gross profit	168,627	171,940	311,767	314,432

Operating expenses:
Selling, general, and administrative	41,776	38,100	81,364	70,689
Management fees	—	21,500	—	23,000
Depreciation and amortization — non-rental equipment	12,413	11,453	24,611	22,309

Total operating expenses	54,189	71,053	105,975	115,998

Operating income	114,438	100,887	205,792	198,434
Interest expense, net	48,742	72,689	104,103	136,889
Other income, net	(16)	(291)	(643)	(202)

Income before provision for income taxes	65,712	28,489	102,332	61,747
Provision for income taxes	25,635	11,064	39,910	24,079

Net income	$40,077	$17,425	$62,422	$37,668

Weighted average shares outstanding used in computing net income per common share:
Basic and diluted	1,000	1,000	1,000	1,000

Net income per common share:
Basic and diluted	$40.08	$17.43	$62.42	$37.67

See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$62,422	$37,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,073	162,377
Amortization of deferred financing costs	4,787	8,945
Share-based compensation expense	1,840	1,872
Gain on sales of rental and non-rental property and equipment, net of non-cash writeoffs	(16,284)	(23,388)
Deferred income taxes	18,754	10,450
Changes in operating assets and liabilities:
Accounts receivable, net	4,773	(14,426)
Inventory	(955)	100
Other assets	(1,543)	2,827
Accounts payable	(81,588)	73,868
Accrued expenses and other liabilities	(10,174)	23,078

Net cash provided by operating activities	164,105	283,371

Cash flows from investing activities:
Purchases of rental equipment	(164,958)	(329,974)
Purchases of property and equipment	(10,023)	(13,696)
Proceeds from sales of rental equipment	56,686	75,567
Proceeds from sales of property and equipment	3,025	7,079

Net cash used in investing activities	(115,270)	(261,024)

Cash flows from financing activities:
Cash consideration paid to Atlas	—	(17,995)
Proceeds from senior ABL revolver	125,992	20,458
Payments on senior ABL revolver	(159,982)	(61,166)
Payments on senior ABL term loan	(1,250)	(1,250)
Payments on Senior Term Facility	—	(230,700)
Payments on capital leases and other	(19,252)	(19,099)
Deferred financing costs	(250)	(186)
Proceeds from stock option exercises	950	—
Excess tax benefits from share-based payment arrangements	97	—
Proceeds from the issuance of common stock	—	255,064
Capital contributions from Atlas	—	4,500
Increase (decrease) in outstanding checks in excess of cash balances	3	(14,774)

Net cash used in financing activities	(53,692)	(65,148)

Effect of foreign exchange rates on cash	(116)	(42)

Net decrease in cash and cash equivalents	(4,973)	(42,843)
Cash and cash equivalents at beginning of period	10,039	46,188

Cash and cash equivalents at end of period	$5,066	$3,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$107,818	$128,803

Supplemental schedule of non-cash investing and financing activities:
Purchase of assets under capital lease obligations	$14,403	$31,731
See accompanying notes to unaudited condensed consolidated financial statements.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Organization
Business and Basis of Presentation
Description of Business
     RSC Holdings III, LLC and its wholly owned subsidiaries (collectively, the “Company”) are engaged primarily in the rental of a diversified line of construction and industrial equipment, geographically dispersed throughout the United States and Canada. The Company is a wholly owned subsidiary of RSC Holdings Inc. (“RSC Holdings”). RSC Holdings III, LLC is a limited liability company that does not have a Board of Directors, its business and affairs are managed by the Board of Directors of RSC Holdings, its ultimate parent. For the six months ended June 30, 2008, the Company generated approximately 89% of its revenues from equipment rentals, and it derived the remaining 11% of its revenues from sales of used equipment, merchandise and other related items.
Basis of Presentation
     The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial results for the interim periods presented. Interim results of operations are not necessarily indicative of full year results. Certain information and note disclosures have been condensed or omitted as permitted under Securities and Exchange Commission rules and regulations governing the preparation of interim financial reporting on Form 10-Q; as such, this quarterly report should be read in conjunction with the 2007 Form 10-K.
     Use of Estimates
     The preparation of the condensed consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amounts of long-lived assets and goodwill; the allowance for doubtful accounts; deferred income taxes; reserves for claims; the fair value of derivative instruments and determination of share-based compensation amounts. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In January 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
FAS 157-b. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 5 for additional information.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to the Company will be to require the Company to expand its disclosure regarding its derivative instruments.
(2) Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
	(in 000s)
Net income	$40,077	$17,425	$62,422	$37,668
Currency translation adjustments	786	6,045	(2,941)	6,758
Change in fair value of cash flow hedges, net of tax	17,048	—	(78)	—

Comprehensive income	$57,911	$23,470	$59,403	$44,426

Accumulated other comprehensive income components as of June 30, 2008 were as follows:

		Fair
		Market	Accumulated
	Foreign	Value of	Other
	Currency	Cash Flow	Comprehensive
	Translation	Hedge	Income
		(in 000s)
Balance at December 31, 2007	$21,698	$(9,495)	$12,203
Foreign currency translation	(2,941)	—	(2,941)
Change in fair value of cash flow hedges, net of tax	—	(78)	(78)

Balance at June 30, 2008	$18,757	$(9,573)	$9,184

(3) Debt
Debt consists of the following at:

			June 30,		December 31,
			2008		2007
			Deferred
	Interest		Financing
	Rate (a)	Maturity Date	Costs	Debt	Debt
				(in 000s)
Senior ABL revolving credit facility	4.46%	Nov. 2011	$14,684	$793,963	$828,000
Senior ABL term loan	4.48%	Nov. 2012 (b)	2,877	245,625	246,875
Senior Term Facility	6.23%	Nov. 2013	15,986	899,300	899,300
Senior Notes	9.50%	Dec. 2014	17,576	620,000	620,000
Capitalized lease obligations and other	2.50%	Various	—	137,202	142,050

Total			$51,123	$2,696,090	$2,736,225

(a)	Estimated interest rate presented is the effective interest rate as of June 30, 2008.

(b)	Installments of $0.6 million quarterly ($2.5 million annually) are due through maturity.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     As of June 30, 2008, the Company had $527.4 million available on the Senior ABL revolving credit facility. A portion of the revolving loan facility is available for swingline loans and for the issuance of letters of credit.
     In September 2007, the Company entered into four forward-starting interest rate swap agreements covering a combined notional amount of debt totaling of $700.0 million. In January 2008, the Company entered into an additional interest rate swap agreement for a notional amount of $250.0 million. The objective of the swaps is to effectively hedge the cash flow risk associated with portions of the Senior Term Facility and Senior ABL revolving credit facility, which have variable interest rates. See Note 4 for additional information.
     The Company is in compliance with all applicable debt covenants as of June 30, 2008.
(4) Derivative Instruments
     The Company uses derivatives to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.
     The Company entered into four forward-starting interest rate swap agreements in September 2007 under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. The agreements are intended to hedge only the benchmark portion of interest associated with a portion of the Senior Term Facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 3.50%. The agreements cover a combined notional amount of debt totaling $700.0 million, of which $500.0 million is for a five year period with a weighted average fixed interest rate of 4.66%, and $200.0 million is for a three year period with a weighted average fixed interest of 4.57%. The swaps were effective on October 5, 2007 and are settled on a quarterly basis.
     The Company entered into an additional interest rate swap agreement in January 2008, under which it exchanged benchmark floating-rate interest payments for fixed-rate interest payments. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which was 1.75% at June 30, 2008. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis.
     The Company has determined that the swap agreements qualify as effective cash flow hedges. Accordingly, the fair value of the interest rate swap agreements is recorded in the consolidated balance sheet. The effective portion of the fair value of the interest rate swap agreements, net of income tax effects, is included in accumulated other comprehensive income. The liability of $18.9 million for the four swap agreements entered into in September 2007 is recorded in accrued expenses and other liabilities, and the asset of $3.2 million for the swap agreement entered into in January 2008 is recorded in other assets. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives are highly effective. The effective portion of the change in fair value is included in comprehensive income for the six months ended June 30, 2008. Other comprehensive income or loss is reclassified into current period earnings when the hedged transaction affects earnings.
(5) Fair Value
Measurements
     As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value on a recurring basis as of June 30, 2008 are as follows (000s):

Significant
	Fair	Quoted Prices in	Other
	Value	Active Markets	Observable	Significant
	June 30,	for Identical	Inputs	Unobservable
	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$3,204	$—	$3,204	$—
     Liabilities measured at fair value on a recurring basis as of June 30, 2008 are as follows (000s):

Significant
	Fair	Quoted Prices in	Other
	Value	Active Markets	Observable	Significant
	June 30,	for Identical	Inputs	Unobservable
	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Interest rate derivatives (a)	$18,902	$—	$18,902	$—

(a)	Since the Company’s interest rate derivative instruments are not traded on a market exchange, the fair values are determined using valuation models which include assumptions about interest rates based on those observed in the underlying markets (LIBOR swap rate).
     As of June 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.
(6) Income Tax
     The Company files income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 1999. With few exceptions, the Company is no longer subject to Canadian income tax examinations by tax authorities for years before 2003. In 2007, the U.S. Internal Revenue Service (“IRS”) commenced an examination of the Company’s federal income tax returns for tax year 2006. During 2008 the IRS proposed certain adjustments to the Company’s tax positions. The result of these adjustments was that a payment of $2.0 million was made during 2008 to federal and various state taxing authorities. As a result, the Company’s unrecognized tax benefits and accrued interest and penalties were decreased by approximately $13.4 million and $2.2 million respectively. In addition, the Company’s Canadian operating subsidiary is currently under examination for tax years 2003 through 2005.
     The total amount of unrecognized tax benefits as of December 31, 2007 and as of June 30, 2008 was approximately $17.1 million and $3.7 million, respectively. Of the unrecognized tax benefits, $1.9 million, if recognized, would affect the effective tax rate. The Company anticipates that the total amount of unrecognized tax benefits will decrease by $3.0 million over the next twelve months. The total amount of accrued interest and penalties as of December 31, 2007 and as of June 30, 2008 was approximately $2.8 million and $0.6 million, respectively.

RSC HOLDINGS III, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Unrecognized tax benefits and associated interest and penalties of $14.9 million as of December 31, 2007 and $2.2 million as of June 30, 2008 are indemnified by Atlas through a separate agreement with Atlas (“Indemnified Positions”). The Company has established a receivable on its financial statements for an amount equal to the amount of Indemnified Positions. Any future increase or decrease to the Indemnified Positions would result in a corresponding increase or decrease to its receivable balance from Atlas (“Indemnification Receivable”) and would not have an effect on the Company’s income tax expense. Unrecognized tax benefits and the associated interest and penalties of $5.0 million as of December 31, 2007 and $2.1 million as of June 30, 2008 are uncertain tax positions not related to the Indemnified Positions (“Un-indemnified Positions”). Interest and penalties associated with the Un-indemnified Positions are recorded as part of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements in this management’s discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. See “Cautionary Note for Forward-Looking Information” on page 1 of this Quarterly Report. Our actual results may differ materially from those contained in, or implied by, any forward-looking statements.
     The following discussion is intended to enhance the reader’s understanding of our business operations and present business environment. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), the section entitled “Risk Factors” in Part II, Item 1A herein and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 included in this Quarterly Report.
Overview
     We are one of the largest equipment rental providers in North America. As of June 30, 2008, we operated through a network of 468 rental locations across 11 regions in 38 U.S. states and 4 Canadian provinces. We rent a broad selection of equipment ranging from large equipment such as backhoes, forklifts, air compressors, scissor lifts, booms and skid-steer loaders to smaller items such as pumps, generators, welders and electric hand tools. We also sell used equipment, parts, merchandise and supplies for maintenance, repair and operations. For the six months ended June 30, 2008, we generated approximately 89% of our revenues from equipment rentals, and we derived the remaining 11% of our revenues from sales of used equipment, merchandise and other related items.
     For the three months ended June 30, 2008, we generated revenues, income before provision for income taxes and net income of $449.0 million, $65.7 million and $40.1 million, respectively. For the six months ended June 30, 2008, we generated revenues, income before provision for income taxes and net income of $871.1 million, $102.3 and $62.4 million, respectively.
     For trends affecting our business and the markets in which we operate see “—Factors Affecting Our Results of Operations” below, and the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2007.
Results of Operations
Revenues:
•	Equipment rental revenue consists of fees charged to customers for use of equipment owned by us over the term of the rental as well as other fees charged to customers for items such as delivery and pickup, fuel and damage waivers.

•	Sale of merchandise revenues represents sales of contractor supplies, consumables and ancillary products and, to a lesser extent, new equipment.

•	Sale of used rental equipment represents revenues derived from the sale of rental equipment that has previously been included in our rental fleet.
Cost of revenues:
•	Cost of revenues for equipment rentals consists primarily of wages and benefits for employees involved in the delivery and maintenance of rental equipment, rental location facility costs and rental equipment repair and maintenance expenses.

•	Depreciation — rental equipment consists of straight-line depreciation of equipment included in our rental fleet.

•	Cost of sales of merchandise represents the costs of acquiring those items.

•	Cost of used rental equipment sales represents the net book value of rental equipment at the date of sale.
Selling, general, and administrative costs primarily includes sales force compensation, information technology costs, advertising and marketing, professional fees and administrative overhead.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

			Percent of Revenue
	Three Months Ended		Three Months Ended
	June 30,		June 30,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
	(unaudited)
Revenues:
Equipment rental revenue	$404,843	$384,646	90.2%	86.9%	$20,197	5.3%
Sale of merchandise	18,894	20,389	4.2	4.6	(1,495)	(7.3)
Sale of used rental equipment	25,280	37,793	5.6	8.5	(12,513)	(33.1)

Total revenues	449,017	442,828	100.0	100.0	6,189	1.4

Cost of revenues:
Cost of equipment rentals, excluding depreciation	172,541	159,974	38.4	36.1	12,567	7.9
Depreciation — rental equipment	79,252	71,517	17.7	16.2	7,735	10.8
Cost of merchandise sales	11,380	12,448	2.5	2.8	(1,068)	(8.6)
Cost of used rental equipment sales	17,217	26,949	3.8	6.1	(9,732)	(36.1)

Total cost of revenues	280,390	270,888	62.4	61.2	9,502	3.5

Gross profit	168,627	171,940	37.6	38.8	(3,313)	(1.9)

Operating expenses:
Selling, general, and administrative	41,776	38,100	9.3	8.6	3,676	9.6
Management fees	—	21,500	—	4.9	(21,500)	(100.0)
Depreciation and amortization — nonrental equipment	12,413	11,453	2.8	2.6	960	8.4

Total operating expenses	54,189	71,053	12.1	16.0	(16,864)	(23.7)

Operating income	114,438	100,887	25.5	22.8	13,551	13.4
Interest expense, net	48,742	72,689	10.9	16.4	(23,947)	(32.9)
Other income, net	(16)	(291)	—	(0.1)	275	(94.5)

Income before provision for income taxes	65,712	28,489	14.6	6.4	37,223	130.7
Provision for income taxes	25,635	11,064	5.7	2.5	14,571	131.7

Net income	$40,077	$17,425	8.9%	3.9%	$22,652	130.0

     Total revenues increased $6.2 million, or 1.4%, from $442.8 million for the three months ended June 30, 2007, to $449.0 million for the three months ended June 30, 2008. Equipment rental revenue for the three months ended June 30, 2008 increased $20.2 million, or 5.3%, from $384.6 million for the three months ended June 30, 2007 to $404.8 million for the three months ended June 30, 2008. The increase in equipment rental revenue was primarily due to a $20.1 million, or 5.3%, increase in rental volume, as well as a $2.0 million, or 0.5%, increase in rental revenue due to exchange rate fluctuations between the currencies of the United States and Canada. These increases were partially offset by a decrease of $1.9 million, or 0.5%, due to decreased rental rates.
     Sale of merchandise revenues decreased $1.5 million, or 7.3%, from $20.4 million for the three months ended June 30, 2007 to $18.9 million for the three months ended June 30, 2008. Sale of merchandise revenues are consistent with the quarter ended March 31, 2008.
     Revenues from the sale of used rental equipment decreased $12.5 million, or 33.1%, from $37.8 million for the three months ended June 30, 2007 to $25.3 million for the three months ended June 30, 2008. During the second quarter of 2008, we continued our first quarter strategy and took advantage of our young and well-maintained fleet, deliberately slowing sales of used equipment, thereby reducing our need to replace existing rental equipment.
     Cost of equipment rentals, excluding depreciation, increased $12.6 million, or 7.9%, from $160.0 million for the three months ended June 30, 2007, to $172.5 million for the three months ended June 30, 2008, which is consistent with the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues increased slightly to 42.6% for the three months ended June 30, 2008, compared to the 41.6% in the previous year quarter. This increase is due largely to the increasing cost of fuel.
     Depreciation of rental equipment increased $7.7 million, or 10.8%, from $71.5 million for the three months ended June 30, 2007 to $79.3 million for the three months ended June 30, 2008. This increase is primarily due to the investment in fleet in 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 18.6% to 19.6% in the three months ended June 30, 2008.
     Cost of merchandise sales decreased $1.1 million, or 8.6%, from $12.4 million for the three months ended June 30, 2007, to $11.4 million for the three months ended June 30, 2008, which corresponds with the decrease in merchandise sales revenue. Gross margin for the sale of merchandise increased from 38.9% for the three months ended June 30, 2007, to 39.8% in the three months ended June 30, 2008. This increase is consistent with our strategy to focus on high-margin products.
     Cost of used rental equipment sales decreased $9.7 million, from $26.9 million for the three months ended June 30, 2007, to $17.2 million for the three months ended June 30, 2008. The decrease of 36.1% is consistent with the decrease in sales of used rental equipment for the three months ended June 30, 2008 discussed previously. Gross margin for the sale of used rental equipment increased slightly from 28.7% for the three months ended June 30, 2007 to 31.9% for the three months ended June 30, 2008 due to the quality of the equipment sold during the quarter.
     Selling, general and administrative expenses increased $3.7 million, or 9.6%, from $38.1 million for the three months ended June 30, 2007, to $41.8 million for the three months ended June 30, 2008. This increase is primarily due to $2.2 million of increased infrastructure expenditures to support our status as a publicly traded company, including costs associated with personnel changes. As a percentage of total revenues, selling, general and administrative costs increased from 8.6% for the three months ended June 30, 2007, to 9.3% for the three months ended June 30, 2008. The increase as a percentage of revenues is primarily due to public company costs. In addition, revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business. We expect SG&A costs to increase in 2008, in absolute dollars and as a percentage of revenue as compared to 2007, due to increased infrastructure and other costs associated with being a public company.
     Management fees in the prior year represent amounts paid to the Sponsors under the monitoring agreement entered into on the Recapitalization closing date. For the three months ended June 30, 2007, we recorded $21.5 million of management expenses pursuant to this agreement. Included in these amounts is a termination fee of $20.0 million that we paid to the Sponsors as a result of terminating our monitoring agreement on the May 29, 2007 closing of our initial public offering.
     Depreciation and amortization of non-rental equipment increased $1.0 million, or 8.4%, from $11.5 million for the three months ended June 30, 2007, to $12.4 million for the three months ended June 30, 2008. The increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007, as well as a larger rental fleet requiring additional support vehicles.
     Interest expense, net decreased $23.9 million, or 32.9%, from $72.7 million for the three months ended June 30, 2007, to $48.7 million for the three months ended June 30, 2008. Included in the prior-year period are costs related to the repayment of $230.7 million on our Senior Facility upon our initial public offering. These costs consist of $4.6 million prepayment penalty and $5.0 million of expensed deferred financing fees. The remaining decrease is due to lower debt levels and interest rates.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007
     The following table sets forth for each of the periods indicated our statements of income data and expresses revenue and expense data as a percentage of total revenues for the periods presented (in 000s):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Increase (decrease)
	2008	2007	2008	2007	2008 versus 2007
	(unaudited)
Revenues:
Equipment rental revenue
Sale of merchandise	$777,178	$732,621	89.2%	86.3%	$44,557	6.1%
Sale of used rental equipment	37,246	40,987	4.3	4.8	(3,741)	(9.1)
Total revenues	56,686	75,567	6.5	8.9	(18,881)	(25.0)

Total revenues	871,110	849,175	100.0	100.0	21,935	2.6

Cost of revenues:
Cost of equipment rentals, excluding depreciation	339,811	315,983	39.0	37.2	23,828	7.5
Depreciation — rental equipment	157,462	140,068	18.1	16.5	17,394	12.4
Cost of merchandise sales	22,396	24,800	2.6	2.9	(2,404)	(9.7)
Cost of used rental equipment sales	39,674	53,892	4.6	6.3	(14,218)	(26.4)

Total cost of revenues	559,343	534,743	64.2	63.0	24,600	4.6

Gross profit	311,767	314,432	35.8	37.0	(2,665)	(0.8)

Operating expenses:
Selling, general, and administrative	81,364	70,689	9.3	8.3	10,675	15.1
Management fees	—	23,000	—	2.7	(23,000)	(100.0)
Depreciation and amortization — nonrental equipment	24,611	22,309	2.8	2.6	2,302	10.3

Total operating expenses	105,975	115,998	12.2	13.7	(10,023)	(8.6)

Operating income	205,792	198,434	23.6	23.4	7,358	3.7
Interest expense, net	104,103	136,889	12.0	16.1	(32,786)	(24.0)
Other income, net	(643)	(202)	(0.1)	—	(441)	218.3

Income before provision for income taxes	102,332	61,747	11.7	7.3	40,585	65.7
Provision for income taxes	39,910	24,079	4.6	2.8	15,831	65.7

Net income	$62,422	$37,668	7.2%	4.4%	$24,754	65.7

     Total revenues increased $21.9 million, or 2.6%, from $849.2 million for the six months ended June 30, 2007, to $871.1 million for the six months ended June 30, 2008. Equipment rental revenue for the six months ended June 30, 2008 increased $44.6 million, or 6.1%, from $732.6 million for the six months ended June 30, 2007 to $777.2 million for the six months ended June 30, 2008. The increase in equipment rental revenue was primarily due to a $42.9 million, or 5.9%, increase in rental volume, as well as a $5.0 million, or 0.7%, increase in rental revenue due to exchange rate fluctuations between the currencies of the United States and Canada. These increases were partially offset by a decrease of $3.3 million, or 0.5%, due to decreased rental rates.
     Sale of merchandise revenues decreased $3.7 million, or 9.1%, from $41.0 million for the six months ended June 30, 2007 to $37.2 million for the six months ended June 30, 2008, primarily as a result of our focus on items that provide higher margins and complement our core rental activity.
     Revenues from the sale of used rental equipment decreased $18.9 million, or 25.0%, from $75.6 million for the six months ended June 30, 2007 to $56.7 million for the six months ended June 30, 2008. During the first six months of 2008, we have taken advantage of our young and well-maintained fleet, deliberately slowing sales of used equipment, thereby reducing our need to replace existing rental equipment.
     Cost of equipment rentals, excluding depreciation, increased $23.8 million, or 7.5%, from $316.0 million for the six months ended June 30, 2007, to $339.8 million for the six months ended June 30, 2008, which is consistent with the increase in equipment rental revenue volume discussed previously. Cost of equipment rentals as a percentage of equipment rental revenues increased to 43.7%, compared to 43.1% in the previous year period. This increase is due largely to the increasing cost of fuel for the six months ended June 30, 2008.
     Depreciation of rental equipment increased $17.4 million, or 12.4%, from $140.1 million for the six months ended June 30, 2007 to $157.5 million for the six months ended June 30, 2008. This increase is primarily due to the investment in fleet in 2007. Depreciation of rental equipment as a percentage of equipment rental revenues increased from 19.1% to 20.3% in the six months ended June 30, 2008.
     Cost of merchandise sales decreased $2.4 million, or 9.7%, from $24.8 million for the six months ended June 30, 2007, to $22.4 million for the six months ended June 30, 2008, which corresponds with the decrease in merchandise sales revenue. Gross margin for the sale of merchandise of 39.9% was consistent with prior year period.
     Cost of used rental equipment sales decreased $14.2 million, from $53.9 million for the six months ended June 30, 2007, to $39.7 million for the six months ended June 30, 2008. The decrease of 26.4% is consistent with the decrease in sales of used rental equipment for the six months ended June 30, 2008 discussed previously. Gross margin for the sale of used rental equipment increased slightly from 28.7% for the six months ended June 30, 2007 to 30.0% for the six months ended June 30, 2008 due to the quality of the equipment sold during the quarter.
     Selling, general and administrative expenses increased $10.7 million, or 15.1%, from $70.7 million for the six months ended June 30, 2007, to $81.4 million for the six months ended June 30, 2008. This increase is primarily due to increases in salesforce compensation of $3.5 million and $4.3 million of increased infrastructure expenditures to support our status as a publicly traded company, including costs associated with personnel changes. As a percentage of total revenues, selling, general and administrative costs increased from 8.3% for the six months ended June 30, 2007, to 9.3% for the six months ended June 30, 2008. The increase as a percentage of revenues is primarily due to the growth in salesforce compensation, which increased by a greater percentage than total revenues, as well as public company costs. In addition revenues from sales of merchandise and used equipment have decreased as we focus on our core rental business. We expect SG&A costs to increase in 2008, in absolute dollars and as a percentage of revenue as compared to 2007, due to increased infrastructure and other costs associated with being a public company.
     Management fees represent amounts paid to the Sponsors under the monitoring agreement entered into on the Recapitalization closing date. For the six months ended June 30, 2007, we recorded $23.0 million, of management expense pursuant to this agreement. Included in these amounts, is a termination fee of $20.0 million that we paid to the Sponsors as a result of terminating our monitoring agreement on the May 29, 2007 closing of our initial public offering.
     Depreciation and amortization of non-rental equipment increased $2.3 million, or 10.3%, from $22.3 million for the six months ended June 30, 2007, to $24.6 million for the six months ended June 30, 2008. The increase is primarily due to an initiative to replace older sales and delivery vehicles beginning in 2006 and continuing through 2007, as well as a larger rental fleet requiring additional support vehicles.
     Interest expense, net decreased $32.8 million, or 24.0%, from $136.9 million for the six months ended June 30, 2007, to $104.1 million for the six months ended June 30, 2008. Included in the prior-year period are costs related to the repayment of $230.7 million on our Senior Facility upon our initial public offering. These costs consist of $4.6 million prepayment penalty and $5.0 million of expensed deferred financing fees. The remaining decrease is due to lower debt levels and interest rates.

Liquidity and Capital Resources
     Cash and Cash Flows
     As of June 30, 2008, we had cash and cash equivalents of $5.1 million, a decrease of $5.0 million from December 31, 2007. During the six months ended June 30, 2007, cash and cash equivalents decreased $42.8 million.
     Our operations are funded primarily by cash provided by operating activities. Net cash provided by operating activities was $164.1 million for the six months ended June 30, 2008, compared to $283.4 million for the six months ended June 30, 2007. The $164.1 million of cash from operating activities resulted from cash inflows from net income and non-cash income items totaling $253.6 million and $89.5 million cash outflow due to fluctuations in operating assets and liabilities. Most significantly, as we settled payables generated by the purchase of rental equipment in 2007, the balance of accounts payable decreased, resulting in cash out flow of $81.6 million.
     Our business is highly capital intensive and our primary use of cash in investing activities is for the acquisition of rental equipment. Net cash used in investing activities during the six months ended June 30, 2008 was $115.3 million, a significant decrease of $145.7 million from the cash used in investing activities of $261.0 million in the prior year period. Of this decrease, $146.1 million was due to reduced net expenditures for rental equipment. Offsetting the decreased expenditures was a decrease of $22.9 million in cash received for the sale of rental and non-rental equipment. The quality, age and condition of our fleet reduced our need to replace existing rental equipment during the six months ended June 30, 2008, as compared to the same period in the prior year, and the decelerating rental volume growth reduced our need to purchase growth rental equipment. We expect to continue to significantly reduce our capital expenditures for the remainder of 2008, as compared to 2007.
     Indebtedness and Liquidity
     As of June 30, 2008, we had $2.7 billion of indebtedness outstanding, consisting primarily of $1,039.6 million under the Senior ABL Facilities, $899.3 million under the Senior Term Facility and $620.0 million of Senior Notes. We are highly leveraged and a substantial portion of our liquidity needs arise from debt service on indebtedness incurred in connection with the recapitalization and from the funding of our costs of operations, working capital and capital expenditures. We rely primarily on cash generated from operations and borrowings under our Senior ABL Facilities to purchase equipment for our rental fleet. As of June 30, 2008, we had a balance of $794.0 million of outstanding indebtedness and we have available borrowings of $527.4 million related to the revolving portion of the Senior ABL Facilities. The available borrowings of $527.4 million are net of a $112.9 million reduction for outstanding letters of credit and the $15.7 million net fair value liability of our interest rate swap agreements. During the six months ended June 30, 2008, we borrowed $126.0 million under the revolving portion of the Senior ABL Facilities and repaid $160.0 million. The Senior ABL Facilities contain a number of covenants that, among other things, limit or restrict the ability of the borrowers and the guarantors to incur additional indebtedness; provide guarantees; engage in mergers, acquisitions or dispositions; enter into sale-leaseback transactions; make dividends and other restricted payments; prepay other indebtedness (including the Senior Notes); engage in certain transactions with affiliates; make other investments; change the nature of their business; incur liens; with respect to RSC Holdings II, LLC, take actions other than those enumerated; and amend specified debt agreements. We were in compliance with all applicable covenants as of June 30, 2008.
     Substantially all of our rental equipment and all our other assets are subject to liens under our Senior ABL Facilities and our Senior Term Facility. None of such assets are available to satisfy the general claims of our creditors.
     Pursuant to the Recapitalization, we may be required to issue a contingent earn-out note to Atlas if we achieve adjusted EBITDA (as defined in the Recapitalization Agreement) of at least $880.0 million for the year ended December 31, 2008. The maximum amount of the earn-out note, if we achieve adjusted EBITDA of $1.015 billion or greater, is $250.0 million. The issuance of the note would be recorded as an adjustment to accumulated deficit. The contingent earn-out note will mature on the earlier of the date that is 11 years from issuance and the date that is six months after the final maturity date of our longest dated debt with a principal amount in excess of $100.0 million on the date of issuance of the contingent note. Interest will be added to principal semi-annually and will be payable at maturity. The interest rate will be compounded semi-annually and will equal the lesser of 11.5% per annum and the applicable federal rate plus 4.99% per annum.
     We believe that cash generated from operations, together with amounts available under the Senior ABL Facilities, will be adequate to permit us to meet our debt service obligations, ongoing costs of operations, working capital needs and capital expenditure requirements for the foreseeable future. Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our debt agreements will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. See “Risk Factors” in Part II, Item 1A of this Quarterly Report.
     In connection with the reduction of capital expenditures noted previously, we expect to generate positive cash flow in 2008. We are evaluating a variety of options for the use of the cash flow including paying down debt, acquisitions and the repurchasing of common stock or debt securities. Our debt agreements limit our capacity to repurchase common stock or debt securities to $50 million this year.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. In January 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The principal impact to us is expanded disclosure requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     We have a significant amount of debt under the Senior ABL Facilities and Senior Term Facility with a variable rate of interest based generally on an adjusted London inter-bank offered rate, or “LIBOR,” or an alternate interest rate, in each case, plus an applicable margin (or, in the case of Canadian dollar borrowings under the Senior ABL Facilities, variable borrowing costs based generally on bankers’ acceptance discount rates, plus a stamping fee equal to an applicable margin, or on the Canadian prime rate, plus an applicable margin). Increases in interest rates could therefore significantly increase the associated interest payments that we are required to make on this debt. We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our earnings assuming various changes in market interest rates. Assuming a hypothetical increase of 1% (100 basis points) in interest rates, as of June 30, 2008 our net interest expense for the six months ended June 30, 2008 would have increased by an estimated $5.5 million.
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
     We entered into an additional interest rate swap agreement in January 2008, under which we exchanged our benchmark floating-rate interest payment for a fixed-rate interest payment. Similarly to the agreements entered into in September 2007, this swap is intended to hedge the benchmark portion of interest associated with a portion of the Senior ABL revolving credit facility. Interest on this debt is based on a fluctuating rate of interest measured by reference to a benchmark interest rate, plus a borrowing margin, which is 1.75% as of June 30, 2008. This agreement covers a notional amount of debt totaling $250.0 million, for a two-year term at a fixed interest rate of 2.66%. The swap was effective on April 5, 2008 and will be settled on a quarterly basis. Including the $950.0 million of debt that was hedged as of June 30, 2008, 58.0% of our $2.7 billion of debt at June 30, 2008 has fixed rate interest.
Currency Exchange Risk
     The functional currency for our Canadian operations is the Canadian dollar. In the six months ended June 30, 2008 and June 30, 2007, 5.8% and 4.5%, respectively, of our revenues were generated by our Canadian operations. As a result, our future earnings could be affected by fluctuations in the exchange rate between the U.S. and Canadian dollars. Based upon the level of our Canadian operations during the six months ended June 30, 2008, relative to our operations as a whole, a 10% increase in this exchange rate would have increased net income by $0.6 million for the six months ended June 30, 2008.
Item 4T. Controls and Procedures
     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     An evaluation of our internal controls over financial reporting was performed under the supervision of, and with the participation of, management, including our Chief Executive Officer and Chief Financial Officer, to determine whether any changes have occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
     We are party to legal proceedings and potential claims arising in the ordinary course of our business, including claims related to employment matters, contractual disputes, personal injuries and property damage. In addition, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against us and our subsidiaries.
     Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to us or any of our subsidiaries involved. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our 2007 Form 10-K filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in that 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
     There have been no material changes in the risk factors previously disclosed in “Risk Factors” in our 2007 Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
Exhibits and Financial Statement Schedules

Exhibit
Number	Description
10.1 (1)	Amended and Restated Stock Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

(1)	Incorporated by reference from Exhibit B to RSC Holdings Inc.’s definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RSC Holdings III, LLC
RSC Equipment Rental, Inc.

Signature	Title	Date

/s/ Erik Olsson Erik Olsson	Chief Executive Officer (Principal Executive Officer)	July 31, 2008

/s/ David Mathieson David Mathieson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	July 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description
10.1 (1)	Amended and Restated Stock Incentive Plan

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from Exhibit B to RSC Holdings Inc.’s definitive proxy statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 18, 2008.